Form 10-Q
period 1997-06-30
CCA ACQUISITION CORP
filed 1997-09-12
CIK 1038332

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------
                                   FORM 10-Q


         (Mark one)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transaction period from                  to
                                 ----------------    -------------------------

Commission File Number 333-26853


                             CCA ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)


             Delaware                                    43-1696238
             --------                                    ----------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

   12444 Powerscourt Drive - Suite 400
   St. Louis, Missouri                                   63131
   -----------------------------------                   -----
   (Address of Principal Executive Offices)              (Zip Code)

   (Registrant's telephone number, including area code)  (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -    -

                             CCA ACQUISITION CORP.

                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1997


                                     INDEX

                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information

         Item 1.  CCA Acquisition Corp. and Subsidiaries
                  a. Consolidated Balance Sheets - June 30, 1997 and December 31, 1996                  3
                  b. Consolidated Statements of Operations - Three Months Ended
                     June 30, 1997 and 1996                                                             5
                  c. Consolidated Statements of Operations - Six Months Ended
                     June 30, 1997 and 1996                                                             6
                  d. Consolidated Statement of Shareholders' Investment (Deficit)- Six Months Ended
                     June 30, 1997                                                                      7
                  e. Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996    8
                  f. Notes to Consolidated Financial Statements                                        10

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                13

Part II. Other Information


         Item 1.  Legal Proceedings                                                                    18

         Item 2.  Change in Securities - None                                                           -

         Item 3.  Defaults upon Senior Securities - None                                                -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                            -

         Item 5.  Other Information                                                                    18

         Item 6.  Exhibits and Reports on Form 8-K                                                     19

         Signature Page                                                                                20

                     CCA ACQUISITION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                          June 30,          December 31,
                                                            1997                1996
                                                        -------------       -------------

                                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                               $     584,870       $   2,934,939
 Accounts receivable, net of allowance for
 doubtful accounts of $600,504 and $371,166,
  respectively                                               6,816,142           5,465,750
 Prepaid expenses and other                                    589,211             490,443
 Net assets of discontinued operation                          108,827             108,827
                                                         -------------       -------------
      Total current assets                                   8,099,050           8,999,959
                                                         -------------       -------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, net                        212,101,636         206,351,379
 Franchise costs, net of accumulated amortization
  of $68,128,344 and $51,761,758, respectively             423,084,037         439,232,345
                                                         -------------       -------------
                                                           635,185,673         645,583,724
                                                         -------------       -------------
OTHER ASSETS, net                                            9,327,859           9,667,356
                                                         -------------       -------------
INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS           72,991,008          78,069,816
                                                         -------------       -------------
NET NONCURRENT ASSETS OF DISCONTINUED OPERATION              1,760,015           1,760,015
                                                         -------------       -------------
                                                         $ 727,363,605       $ 744,080,870
                                                         =============       =============

                       (Continued on the following page)

                     CCA ACQUISITION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                       June 30,           December 31,
                                                         1997                 1996
                                                     ------------         ------------
  LIABILITIES AND SHAREHOLDER'S INVESTMENT (DEFICIT)
CURRENT LIABILITIES:
 Current maturities of long-term debt                 $ 18,692,500         $  5,880,000
 Accounts payable and accrued expenses                  19,221,109           18,517,774
 Subscriber deposits and prepayments                       465,896              473,601
 Payables to affiliates                                  1,523,382            2,630,149
 Other current liabilities                                      --            1,401,951
                                                      ------------         ------------
      Total current liabilities                         39,902,887           28,903,475
                                                      ------------         ------------
DEFERRED REVENUE                                         1,323,875              708,339
                                                      ------------         ------------
DEFERRED INCOME TAXES                                   55,500,000           55,500,000
                                                      ------------         ------------
LONG-TERM DEBT, less current maturities                450,307,500          462,120,000
                                                      ------------         ------------
DEFERRED MANAGEMENT FEES PAYABLE TO AFFILIATE            1,755,000            1,755,000
                                                      ------------         ------------
NOTES PAYABLE                                           82,000,000           82,000,000
                                                      ------------         ------------
ACCRUED INTEREST ON NOTES PAYABLE                       29,661,420           22,843,402
                                                      ------------         ------------
MINORITY INTEREST IN SUBSIDIARY                         85,124,943           90,273,351
                                                      ------------         ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S INVESTMENT (DEFICIT):
 Common stock, $.01 par value, 100 shares
  authorized; 100 shares issued and
  outstanding                                                    1                    1
 Additional paid-in capital                             79,999,999           79,999,999
 Accumulated deficit                                   (98,212,020)         (80,022,697)
                                                      ------------         ------------
      Total shareholder's investment (deficit)         (18,212,020              (22,697)
                                                      ------------         ------------
                                                      $727,363,605         $744,080,870
                                                      ============         ============

The accompanying notes are an integral part of these consolidated balance sheets.

                     CCA ACQUISITION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                                                        1997                 1996
                                                                                    ------------         ------------
SERVICE REVENUES:
  Basic service                                                                     $ 28,030,420         $ 24,781,138
  Premium service                                                                      5,019,678            4,995,663
  Other                                                                                8,935,793            7,241,123
                                                                                    ------------         ------------
                                                                                      41,985,891           37,017,924
                                                                                    ------------         ------------
EXPENSES:
  Operating, general and administrative                                               20,528,417           18,775,291
  Depreciation and amortization                                                       15,539,617           15,210,862
  Management and financial advisory service fees - related parties                     1,384,054            2,285,200
                                                                                    ------------         ------------
                                                                                      37,452,088           36,271,353
                                                                                    ------------         ------------
           Income from operations                                                      4,533,803              746,571
                                                                                    ------------         ------------
OTHER INCOME (EXPENSE):
  Interest income                                                                          1,537               27,597
  Interest expense                                                                   (13,296,023)         (11,999,491)
  Other                                                                                  (56,921)             474,572
                                                                                    ------------         ------------
                                                                                     (13,351,407)         (11,497,322)
                                                                                    ------------         ------------
           Loss before equity in loss of unconsolidated limited
             partnerships, provision for income taxes and minority interest in loss of subsidiary
                                                                                      (8,817,604)         (10,750,751)
EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS                                 (3,168,882)          (1,479,492)
                                                                                     -----------         ------------
           Loss before provision for income taxes and minority interest in
             loss of subsidiary                                                      (11,986,486)         (12,230,243)
PROVISION FOR INCOME TAXES                                                                    --                   --
                                                                                   -------------         ------------
           Loss before minority interest in loss of subsidiary                       (11,986,486)         (12,230,243)
MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                2,433,193            3,523,226
                                                                                   -------------         ------------
           Net loss                                                                $  (9,553,293)        $ (8,707,017)
                                                                                   =============         ============

 The accompanying notes are an integral part of these consolidated statements.

                     CCA ACQUISITION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                                                        1997                 1996
                                                                                    ------------         ------------
SERVICE REVENUES:
 Basic service                                                                      $ 55,139,627         $ 45,497,471
 Premium service                                                                      10,022,675            9,394,163
 Other                                                                                17,310,323           12,939,114
                                                                                    ------------         ------------
                                                                                      82,472,625           67,830,748
                                                                                    ------------         ------------
EXPENSES:
 Operating, general and administrative                                                41,070,990           34,705,049
 Depreciation and amortization                                                        30,757,639           30,317,354
 Management and financial advisory service fees - related parties                      2,715,286            3,391,450
                                                                                    ------------         ------------
                                                                                      74,543,915           68,413,853
                                                                                    ------------         ------------
           Income from operations                                                      7,928,710             (583,105)
                                                                                    ------------         ------------
OTHER INCOME (EXPENSE):
 Interest income                                                                           2,690               94,410
 Interest expense                                                                    (26,190,322)         (22,445,898)
 Other                                                                                        --              (41,884)
                                                                                    ------------         ------------
                                                                                     (26,187,632)         (22,393,372)
                                                                                    ------------         ------------
           Loss before equity in loss of unconsolidated limited
             partnerships, provision for income taxes and minority interest
             in loss of subsidiary                                                   (18,258,922)         (22,976,477)

EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS                                 (5,078,808)          (3,317,764)
                                                                                    ------------         ------------
           Loss before provision for income taxes and minority interest in
            loss of subsidiary                                                       (23,337,730)         (26,294,241)

PROVISION FOR INCOME TAXES                                                                    --                   --
                                                                                    ------------         ------------
           Loss before minority interest in loss of subsidiary                       (23,337,730)         (26,294,241)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                5,148,408            7,635,580
                                                                                    ------------         ------------
           Net loss                                                                 $(18,189,322)        $(18,658,661)
                                                                                    ============         ============

 The accompanying notes are an integral part of these consolidated statements.

                     CCA ACQUISITION CORP. AND SUBSIDIARIES


          CONSOLIDATED STATEMENT OF SHAREHOLDER'S INVESTMENT (DEFICIT)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)



                                     Additional
                            Common    Paid-In       Accumulated
                             Stock    Capital         Deficit          Total
                            ------  ------------  ---------------  --------------
BALANCE, December 31, 1996   $  1   $ 79,999,999  $  (80,022,697)  $     (22,697)
  Net loss                     --             --     (18,189,322)    (18,189,322)
                             ----   ------------  ---------------  -------------
BALANCE, June 30, 1997       $  1   $ 79,999,999  $  (98,212,019)  $ (18,212,019)
                             ====   ============  ===============  ==============

 The accompanying notes are an integral part of these consolidated statements.

                    CCA ACQUISITION CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (Unaudited)


                                                                                 1997           1996
                                                                            -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(18,189,322)  $ (18,658,661)
  Adjustments to reconcile net loss to net cash provided by operating activities-
      Depreciation and amortization                                           30,757,639      30,317,354
      Amortization of debt issuance costs                                        558,468              --
      Equity in loss of unconsolidated limited partnerships                    5,078,808       3,317,764
      Minority interest in loss of subsidiary                                 (5,148,408)     (7,635,580)
      Changes in assets and liabilities, net of effects from acquisitions-
        Accounts receivable, net                                              (1,350,392)          3,400
        Prepaid expenses and other                                               (98,768)       (789,932)
        Accounts payable and accrued expenses                                    703,334        (430,136)
        Subscriber deposits                                                       (7,705)       (381,759)
        Payables to affiliates, including deferred management fees            (1,106,767)      1,004,830
        Other current liabilities                                             (1,401,951)             --
        Deferred revenue                                                         615,536         (47,394)
        Accrued interest on note payable                                       6,818,018       6,008,522
                                                                            -------------  --------------
          Net cash provided by operating activities                           17,228,490      12,708,408
                                                                            -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                 (19,932,963)    (14,500,577)
  Payments for acquisitions, net of cash acquired                                     --     (91,913,251)
  Payments of organizational expenses                                               (194)             --
  Payments of franchise costs                                                   (218,278)             --
  Payments of covenants not to compete                                          (157,083)             --
                                                                            -------------  --------------
           Net cash used in investing activities                            $(20,308,518)  $(106,413,828)
                                                                            =============  ==============

                       (Continued on the following page)

                    CCA ACQUISITION CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (Unaudited)


                                                                      1997            1996
                                                                 -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of debt issuance costs                                     (270,041)     (1,479,885)
  Borrowings under revolving credit and term loan facility          10,800,000      89,000,000
  Payments under revolving credit and term loan facility            (9,800,000)     (3,000,000)
                                                                 --------------  --------------
         Net cash provided by financing activities                     729,959      84,520,115

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (2,350,069)     (9,185,305)

CASH AND CASH EQUIVALENTS, beginning of period                       2,934,939      11,430,931
                                                                 --------------  --------------
CASH AND CASH EQUIVALENTS, end of period                         $     584,870   $   2,245,626
                                                                 ==============  ==============
CASH PAID FOR INTEREST                                           $  16,708,783   $  17,638,936
                                                                 ==============  ==============
CASH PAID FOR TAXES                                              $           -   $           -
                                                                 ==============  ==============

 The accompanying notes are an integral part of these consolidated statements.

                     CCA ACQUISITION CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

CCA Acquisition Corp. (CAC), a Delaware corporation, was formed on June 27, 1994, and is a wholly-owned subsidiary of CCA Holdings Corp. (CCA Holdings). CAC commenced operations in January 1995 in connection with consummation of the Crown Transaction (as defined below). The accompanying consolidated financial statements include the accounts of CAC; its wholly-owned subsidiary, Cencom Cable Entertainment, Inc. (CCE); and Charter Communications Entertainment I, L.P. (CCE-I), which is controlled by CAC through its general partnership interest (collectively referred to as the "Company"). CCA Holdings is owned approximately 85% by Kelso Investment Associates V, L.P., an investment fund, together with an affiliate (collectively referred to as "Kelso" herein) and certain other individuals and approximately 15% by Charter Communications, Inc. (Charter), manager of CCE-I's cable television systems. All material intercompany transactions and balances have been eliminated.

In January 1995, CAC completed the acquisition of certain cable television systems from Crown Media, Inc. (Crown), a subsidiary of Hallmark Cards, Incorporated (Hallmark) (the "Crown Transaction"). On September 29, 1995, CAC and CCT Holdings Corp. (CCT Holdings), an entity affiliated with CCA Holdings by common ownership, entered into an Asset Exchange Agreement whereby CAC exchanged a 1% undivided interest in all of its assets for a 1.22% undivided interest in certain assets to be acquired by CCT Holdings from an affiliate of
Gaylord Entertainment Company, Inc. (Gaylord).   Effective September 30, 1995,
CCT Holdings acquired certain cable television systems from Gaylord. Upon execution of the Asset Purchase Agreement, CAC and CCT Holdings entered into a series of agreements to contribute the assets acquired under the Crown Transaction to CCE-I and certain assets acquired in the Gaylord acquisition to Charter Communications Entertainment II, L.P. (CCE-II). As a result of entering into these agreements, CAC owns a 55% interest and CCT Holdings owns a 45% interest in the combined operations of CCE-I and CCE-II, respectively. The net loss of CCE-I for the period prior to September 29, 1995, was allocated entirely to CAC.

The accompanying unaudited financial statements of CAC have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.



2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto as of and for the year ended December 31, 1996. Interim results are not necessarily indicative of results for a full year.

3.  INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS

Summary financial information of CCE-II for the three and six month periods ending June 30, 1997 and 1996 is as follows:


                                       Charter Communications Entertainment II, L.P.
                                       ---------------------------------------------
                            For the Three Months Ended          For the Six Months Ended
                           June 30, 1997       June 30, 1996  June 30, 1997  June 30, 1996
                           -------------       -------------  -------------  -------------
Service revenues              $24,674,583       $22,493,461    $47,344,146    $44,468,574
Income from
operations                      1,789,252         1,521,211      2,372,111      2,423,058
Net loss                       (5,761,604)       (2,689,985)    (9,234,197)    (6,032,298)

As of June 30, 1997, CCE-II provided cable television service to approximately 173,200 basic subscribers in southern California.


4.  LITIGATION

CAC is involved from time to time in routine legal matters incidental to its business. Management, after consultation with its legal counsel, believes that the resolution of such matters will not have a material adverse effect on CAC's financial position or results of operations.

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995 on behalf of the Cencom Cable Income Partners, L.P. ("CCIP") limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other affiliates of Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October, 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believes that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving an affiliate of Charter, Cencom Cable Income Partners II, L.P. ("CCIP II"), a public limited partnership. On April 15, 1997, a complaint was filed, and on June 19, 1997, an amended complaint was filed, in the Circuit Court of Jackson County, Missouri by 269 individual plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners Inc., the general partner of Cencom Partners, L.P., ("CPLP"), an entity in which CCIP II invested certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties, committed fraud and made various misrepresentations in the marketing and sale of the CCIP II limited partnership units. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, Inc., CCE, Charter, certain other affiliates of Charter and certain individuals, including officers of Charter or Cencom Properties II, Inc. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of the CCIP II assets.

The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions, including defenses based on applicable statutes of limitations. CCE intends to defend the actions vigorously. CCE is not able at this early stage to project the expenses which will be associated with the actions or to predict any potential outcome or exposure.

CCA ACQUISITION CORP. AND SUBSIDIARIES

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

CCA Acquisition Corp. and its subsidiaries (collectively the "Company" ) have completed the following acquisitions of cable television systems:

                              Approximate
        Acquisition Date     Purchase Price       Location of Systems
        ----------------    ----------------      -------------------
        January 1995        $ 488.2 million        Missouri, Connecticut
        October 1995        $  96.0 million        Missouri, Massachusetts
        January 1996        $   9.4 million        Missouri
        March 1996          $  82.1 million        Illinois
        November 1996       $  24.2 million        Missouri

As of June 30, 1997, the Company had no pending acquisitions.

Results of Operations

The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Company as of the dates indicated:


                                      June 30,     December 31,    June 30,
                                        1997          1996           1996
                                     -----------   ------------   -----------
Basic Subscribers:
  Missouri/Illinois systems             225,600       223,300      207,300
  Connecticut/Massachusetts systems     115,300       115,000      112,000
                                        -------       -------      -------
                                        340,900       338,300      319,300
                                        =======       =======      =======
Premium Subscription Units:
  Missouri/Illinois systems             119,800       130,100      124,500
  Connecticut/Massachusetts systems      58,400        64,500       62,300
                                        -------       -------      -------
                                        178,200       194,600      186,800
                                        =======       =======      =======
Homes Passed:
  Missouri/Illinois systems             139,500       138,700      137,900
  Connecticut/Massachusetts systems     399,100       394,900      366,000
                                        -------       -------      -------
                                        538,600       533,600      503,900
                                        =======       =======      =======

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:



                                                                       For the Three Months
                                                                          Ended June 30,
                                                       ----------------------------------------------------
                                                                           (Unaudited)
                                                                 1997                       1996
                                                       -------------------------  -------------------------
                                                         Amount     % of Revenue    Amount     % of Revenue
                                                       -----------  ------------  -----------  ------------
Service Revenues                                         $ 41,986        100.0%     $ 37,018        100.0%
                                                         --------        -----      --------        -----
Operating Expenses:
  Operating, general and administrative                    20,528         48.9        18,775         50.7
  Depreciation and amortization                            15,540         37.0        15,211         41.1
  Management and financial advisory
    service fees - related parties                          1,384          3.3         2,285          6.2
                                                         --------        -----      --------        -----
                                                           37,452         89.2        36,271         98.0
                                                         --------        -----      --------        -----
Income from operations                                      4,534         10.8           747          2.0
                                                         --------        -----      --------        -----
Other Income (Expense):
  Interest income                                               2          0.0            27          0.1
  Interest expense                                        (13,296)       (31.7)      (11,999)       (32.4)
  Other, net                                                  (57)        (0.1)          475          1.3
                                                         --------        -----      --------        -----
                                                          (13,351)       (31.8)      (11,497)       (31.1)
                                                         --------        -----      --------        -----
                                                           (8,817)       (21.0)      (10,750)       (29.0)
Equity in loss of unconsolidated
    limited partnerships                                   (3,169)        (7.5)       (1,480)        (4.0)
Provision for income taxes                                      0          0.0             0          0.0
Minority interest in loss of  subsidiary                    2,433          5.8         3,523          9.5
                                                         --------        -----      --------        -----
    Net loss                                             $ (9,553)       (22.8)%    $ (8,707)       (23.5)%
                                                         ========        =====      ========        =====

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:


                                                                               For the Six Months
                                                                                 Ended June 30,
                                                             -------------------------------------------------------
                                                                                   (Unaudited)
                                                                       1997                             1996
                                                             -------------------------  ----------------------------
                                                               Amount     % of Revenue      Amount      % of Revenue
                                                             -----------  ------------  --------------  ------------
Service Revenues                                               $ 82,473        100.0%        $  67,831       100.0%
                                                               --------        -----         ---------       -----
Operating Expenses:
  Operating, general and administrative                          41,071         49.8            34,705        51.2
  Depreciation and amortization                                  30,758         37.3            30,317        44.7
  Management and financial advisory
    service fees - related parties                                2,715          3.3             3,392         5.0
                                                               --------        -----         ---------       -----
                                                                 74,544         90.4            68,414       100.9
                                                               --------        -----         ---------       -----
Income (Loss) from operations                                     7,929          9.6              (583)       (0.9)
                                                               --------        -----         ---------       -----
Other Income (Expense):
  Interest income                                                     3          0.0                94         0.1
  Interest expense                                              (26,190)       (31.8)          (22,446)      (33.1)
  Other, net                                                          0          0.0               (42)       (0.1)
                                                               --------        -----         ---------       -----
                                                                (26,187)       (31.8)          (22,394)      (33.0)
                                                               --------        -----         ---------       -----
                                                                (18,258)       (22.1)          (22,977)      (33.9)
Equity in loss of unconsolidated
  limited partnerships                                           (5,079)        (6.2)           (3,318)       (4.9)
Provision for income taxes                                            0          0.0                 0         0.0%
Minority interest in loss of subsidiary                           5,148          6.2             7,636        11.3
                                                               --------        -----         ---------       -----
  Net loss                                                     $(18,189)       (22.1)%       $ (18,659)      (27.5)%
                                                               ========        =====         =========       =====

Service Revenues

The Company earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased by 13.4% and 21.6% to $41,986,000 and $82,473,000, for the three and six month periods ended June 30, 1997, when compared to the similar periods of 1996. This increase in 1997 is primarily due to an increase in subscribers for the basic tier of cable service offered by the systems resulting primarily from acquisitions of cable systems by the Company during 1996. In addition, the Company experienced significant internal subscriber growth between periods and implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law. The internal subscriber growth reflects the success of management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. In addition, a limited amount of new-build construction increased the coverage of the systems.

Premium service revenue has decreased between comparable periods as a result of the decrease in the number of premium service subscriptions being subscribed to by the Company's basic subscribers. This decrease is due to the elimination of The Movie Channel in Connecticut and Massachusetts and, second, due to the industry-wide trend of basic subscribers purchasing fewer premium services.

In late 1996, the Company acquired a local cable advertising operation based in St. Louis, which had revenues of approximately $2.5 million for the six months ended June 30, 1997. This accounts for a significant portion of the increase in other service revenues as compared to 1996.

Operating Expenses

Operating, general and administrative costs increased by 9.3% and 18.3% to $20,528,000 and $41,071,000 for the three and six months ended June 30, 1997 when compared to the similar periods of 1996. The majority of this increase was related to the increased costs associated with the cable television systems acquired during 1996. In addition, these increases are also related to increases in programming costs, as many of the Company's programming contracts had rate increases effective during the first quarter of 1997. The Company expects that programming cost increases will continue to be an on-going issue for the next several years. Operating margin, or EBITDA, calculated as service revenues less operating, general and administrative expenses, rose approximately 1.8% to 51.1% and 1.4% to 50.2% for the three and six month periods ended June 30, 1997, respectively, versus the same periods for the prior year.

Depreciation and amortization increased by 2.2% and 1.5% to $15,540,000 and $30,758,000 for the three and six months ended June 30, 1997, when compared to the similar periods of 1996. The increase in depreciation and amortization is a result of capital expenditures made to the systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems. Depreciation expense as a percent of revenues decreased during the three and six months ended June 30, 1997 compared to the similar periods of 1996. This decrease is due primarily to an increase in revenues due to internal subscriber growth and retail rate increases.


Other Income / Expense

Interest expense increased by 10.8% and 16.7% to $13,296,000 and $26,190,000 for the three and six months ended June 30, 1997, when compared to the similar periods of 1996. This increase is primarily due to the increase in the average outstanding bank debt balance between the comparable periods.


Equity in Loss of Unconsolidated Limited Partnerships

Equity in loss of unconsolidated limited partnerships pertains to the Company's share of losses in Charter Communications Entertainment, L.P. and Charter Communications Entertainment II, L.P. ("CCE-II"). The Company maintains a 55% investment in both these entities. Equity in loss of unconsolidated limited partnerships increased by 114% and 53% to $3,169,000 and $5,079,000 for the three and six months ended June 30, 1997, respectively, when compared to similar periods of 1996. This increase is due to larger net losses at CCE-II for the three and six months ended June 30, 1997.


Net Loss

Net loss increased (decreased) by 9.7% and (2.5)% to $9,553,000 and $18,189,000 for the three and six months ended June 30, 1997 when compared to the similar periods of 1996. In 1997, significant factors versus the prior year were increases in income from operations and a decrease in the equity in loss of unconsolidated limited partnerships, offset partially by increases in interest expense and an allocation of CCE-I's loss to the minority interest holder.

Liquidity and Capital Resources

The Company's growth by acquisition during 1995 and 1996 has been funded primarily by borrowings under bank credit facilities, seller financing arrangements, and equity contributions. Cash flows provided by operating activities together with borrowings under its bank credit facility have been sufficient to fund the Company's debt service, capital expenditures and working capital requirements. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient during the next 12 months for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Company anticipates that future acquisitions, if any, could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although to date the Company has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future and, thereby, could negatively impact the Company's ability to pursue a strategy that includes growth through acquisitions.

At June 30, 1997, the Company's long-term debt (including current maturities) of $580.7 million consisted of $469.0 million outstanding under the revolving credit and term loan facility, $82.0 million outstanding for the Senior Subordinated Notes due 1999 (the " Notes"), and $29.7 million of accrued interest on the Notes. The Company had unused and available borrowing capacity of $36.0 million under the credit facility at June 30, 1997. Cash interest is payable on a monthly and quarterly basis for borrowings under the credit facility. Cash interest on the Notes is payable on December 31, 1999, the stated maturity date.

The Company manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facility. Interest rate swap and cap agreements are accounted for by the Company as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as interest expense in the period incurred. The affects of the Company's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the three and six months ended June 30, 1997.

The Company incurred capital expenditures of approximately $19.9 million during the six months ended June 30, 1997 in connection with the improvement and upgrading of the Company's cable systems. The majority of these expenditures were incurred by the Illinois and Western Connecticut systems as each system is upgrading its cable television plant to 750 MHz. The Company anticipates that capital expenditures will be approximately $40.0 million during 1997.

The Company has insurance covering risks incurred in the ordinary course of business, including general liability, property and business interruption coverage. As is typical in the cable television industry, the Company does not maintain insurance covering its underground plant, the cost of which management believes is currently prohibitive. Management believes that the Company's insurance coverage is adequate, and intends to monitor the insurance markets to attempt to obtain coverage for the Company's underground plants at reasonable and cost-effective rates.

The Company believes that it has generally complied with the provisions of the 1992 Act regarding cable programming service rates. However, some systems may be charging rates which are in excess of allowable rates and, accordingly, may be subject to challenge by regulatory authorities, such challenge may result in the Partnership being required to make refunds to subscribers. The amount of refunds, if any, which could be payable by the Company in the event such systems' rates are successfully challenged by regulatory authorities is not currently estimable. The Company has not reserved any amounts for payment of such refunds as the General Partner does not believe that the amounts of any such refunds would have a material adverse effect on the financial position or results of the Company.

Part II.  Other Information

Item 1.   Legal Proceedings


CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995 on behalf of the Cencom Cable Income Partners, L.P. ("CCIP") limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other affiliates of Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October, 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believes that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving an affiliate of Charter, Cencom Cable Income Partners II, L.P. ("CCIP II"), a public limited partnership. On April 15, 1997, a complaint was filed, and on June 19, 1997, an amended complaint was filed, in the Circuit Court of Jackson County, Missouri by 269 individual plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners Inc., the general partner of Cencom Partners, L.P., ("CPLP"), an entity in which CCIP II invested certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties, committed fraud and made various misrepresentations in the marketing and sale of the CCIP II limited partnership units. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, Inc., CCE, Charter, certain other affiliates of Charter and certain individuals, including officers of Charter or Cencom Properties II, Inc. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of the CCIP II assets. The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions, including defenses based on applicable statutes of limitations. CCE intends to defend the actions vigorously. CCE is not able at this early stage to project the expenses which will be associated with the actions or to predict any potential outcome or exposure.


Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None


Item 5.  Other Information


The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 for the purpose of registering its $82.0 million Senior Subordinated Notes due 1999 (the "Notes"). The registration of the Notes was completed on July 29, 1997. By August 28, 1997, all of the outstanding Series A Notes had been tendered and exchanged for Series B Senior Subordinated Notes due 1999.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits
         27  Financial Data Schedule

                            CCA ACQUISITION CORP.


                     FOR THE QUARTER ENDED JUNE 30, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CCA ACQUISITION CORP.

                                By:  /s/ Jerald L. Kent
                                   ---------------------------------------
                                         Jerald L. Kent
                                         President and
                                         Chief Executive Officer




By:  /s/Jerald L. Kent                          September 12, 1997
     -------------------------
     Jerald L. Kent
     President and
     Chief Executive Officer



By:  /s/Kent D. Kalkwarf                        September 12, 1997
     -------------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer