Form 10-Q
period 1997-09-30
CCA ACQUISITION CORP
filed 1997-11-14
CIK 1038332

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ____________________

                                   FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________________ to _______________

Commission File Number 333-26853-01


                             CCA ACQUISITION CORP.
                             ---------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              43-1696238
         -----------                                            ------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                                Identification No.)


12444 Powerscourt Drive - Suite 400
St. Louis, Missouri                                                   63131
----------------------------------------                              ------
(Address of Principal Executive Offices)                            (Zip Code)

(Registrant's telephone number, including area code)               (314) 965-0555


Indicate by check mark whether the registrant (1)_has filed all reports required to be filed by Section_13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)_has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                             CCA ACQUISITION CORP.

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX

                                                                                                                 Page
                                                                                                                 ----
Part I.  Financial Information
         ---------------------

         Item 1.  CCA Acquisition Corp. and Subsidiaries
                  a.  Consolidated Balance Sheets - September 30, 1997 and December 31, 1996                      3
                  b.  Consolidated Statements of Operations - Three Months Ended
                      September 30, 1997 and 1996                                                                 5
                  c.  Consolidated Statements of Operations - Nine Months Ended
                      September 30, 1997 and 1996                                                                 6
                  d.  Consolidated Statement of Shareholders' Investment (Deficit)- Nine Months Ended
                      September 30, 1997                                                                          7
                  e.  Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1997
                      and 1996                                                                                    8
                  f.  Notes to Consolidated Financial Statements                                                 10

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                          13

Part II. Other Information
         -----------------


         Item 1.  Legal Proceedings                                                                              18

         Item 2.  Change in Securities - None                                                                     -

         Item 3.  Defaults upon Senior Securities - None                                                          -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                                      -

         Item 5.  Other Information  - None                                                                       -

         Item 6.  Exhibits and Reports on Form 8-K                                                               18

         Signature Page                                                                                          19

                     CCA ACQUISITION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                September 30,     December 31,
                                                                                     1997             1996
                                                                                -------------     ------------
                                                                                 (Unaudited)
                                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  1,557,089      $  2,934,939
  Accounts receivable, net of allowance for doubtful accounts of $626,429
  and $371,166, respectively                                                       7,130,335         5,465,750
  Prepaid expenses and other                                                         890,108           490,443
Net assets of discontinued operation                                                 108,827           108,827
                                                                                ------------      ------------
           Total current assets                                                    9,686,359         8,999,959
                                                                                ------------      ------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, net                                             215,236,484       206,351,379
  Franchise costs, net of accumulated amortization of $76,298,553  and
  $51,761,758, respectively                                                      415,221,994       439,232,345
                                                                                ------------      ------------
                                                                                 630,458,478       645,583,724
                                                                                ------------      ------------
OTHER ASSETS, net                                                                  8,936,363         9,667,356
                                                                                ------------      ------------
INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS                                 71,467,129        78,069,816
                                                                                ------------      ------------
NET NONCURRENT ASSETS OF DISCONTINUED OPERATION                                    1,760,015         1,760,015
                                                                                ------------      ------------
                                                                                $722,308,344      $744,080,870
                                                                                ============      ============



                       (Continued on the following page)

                     CCA ACQUISITION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                September 30,     December 31,
                                                                                     1997             1996
                                                                                -------------     ------------
                                                                                 (Unaudited)
                              LIABILITIES AND SHAREHOLDER'S INVESTMENT (DEFICIT)

CURRENT LIABILITIES:
 Current maturities of long-term debt                                           $ 22,158,750      $  5,880,000
 Accounts payable and accrued expenses                                            19,407,027        18,517,774
 Subscriber deposits and prepayments                                                 456,948           473,601
 Payables to affiliates                                                            1,690,252         2,630,149
 Other current liabilities                                                                --         1,401,951
                                                                                ------------      ------------
            Total current liabilities                                             43,712,977        28,903,475
                                                                                ------------      ------------

DEFERRED REVENUE                                                                   1,076,307           708,339
                                                                                ------------      ------------

DEFERRED INCOME TAXES                                                             55,500,000        55,500,000
                                                                                ------------      ------------

LONG-TERM DEBT, less current maturities                                          448,201,250       462,120,000
                                                                                ------------      ------------

DEFERRED MANAGEMENT FEES PAYABLE TO AFFILIATE                                      1,755,000         1,755,000
                                                                                ------------      ------------

NOTES PAYABLE                                                                     82,000,000        82,000,000
                                                                                ------------      ------------

ACCRUED INTEREST ON NOTES PAYABLE                                                 33,268,131        22,843,402
                                                                                ------------      ------------


MINORITY INTEREST IN SUBSIDIARY                                                   82,880,499        90,273,351
                                                                                ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S INVESTMENT (DEFICIT):
 Common stock, $.01 par value, 100 shares authorized; 100 shares issued and
   outstanding                                                                             1                 1
 Additional paid-in capital                                                       79,999,999        79,999,999
 Accumulated deficit                                                            (106,085,820)      (80,022,697)
                                                                                ------------      ------------
            Total shareholder's investment (deficit)                             (26,085,820)          (22,697)
                                                                                ------------      ------------
                                                                                $722,308,344      $744,080,870
                                                                                ============      ============

The accompanying notes are an integral part of these consolidated balance sheets.

                     CCA ACQUISITION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                                                     1997             1996
                                                                                 ---------------  ---------------
SERVICE REVENUES:
  Basic service                                                                 $ 28,439,892      $ 25,195,539
  Premium service                                                                  4,997,333         4,891,780
  Other                                                                            9,265,675         6,686,222
                                                                                ------------      ------------
                                                                                  42,702,900        36,773,541
                                                                                ------------      ------------
EXPENSES:
  Operating, general and administrative                                           20,822,741        18,707,245
  Depreciation and amortization                                                   15,850,906        18,069,074
  Management and financial advisory service fees - related parties                 1,359,254         1,835,750
                                                                                ------------      ------------
                                                                                  38,032,901        38,612,069
                                                                                ------------      ------------
            Income (loss) from operations                                          4,669,999        (1,838,528)
                                                                                ------------      ------------


OTHER INCOME (EXPENSE):
  Interest income                                                                     23,245            44,025
  Interest expense                                                               (13,287,609)      (12,165,214)
  Other                                                                                   --          (265,815)
                                                                                ------------      ------------
                                                                                 (13,264,364)      (12,387,004)
                                                                                ------------      ------------

            Loss before equity in loss of unconsolidated limited partnerships, provision for income taxes and minority interest in loss of
              subsidiary                                                          (8,594,365)      (14,255,532)

EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS                             (1,523,879)       (1,605,099)
                                                                                ------------      ------------

            Loss before provision for income taxes and minority interest in
              loss of subsidiary                                                 (10,118,244)      (15,830,631)

PROVISION FOR INCOME TAXES                                                                --                --
                                                                                ------------      ------------
            Loss before minority interest in loss of subsidiary                  (10,118,244)      (15,830,631)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                            2,244,444         4,961,697
                                                                                ------------      ------------
            Net loss                                                              (7,873,800)      (10,868,934)
                                                                                ============      ============

 The accompanying notes are an integral part of these consolidated statements.

                     CCA ACQUISITION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                                                      1997             1996
                                                                                 ---------------  ---------------
SERVICE REVENUES:
  Basic service                                                                  $ 83,579,519     $  70,693,010
  Premium service                                                                  15,020,008        14,285,943
  Other                                                                            26,575,998        19,625,336
                                                                                 ------------     -------------
                                                                                  125,175,525       104,604,289
                                                                                 ------------     -------------
EXPENSES:
  Operating, general and administrative                                            61,893,731        53,412,294
  Depreciation and amortization                                                    46,608,545        48,386,428
  Management and financial advisory service fees - related parties                  4,074,540         5,227,200
                                                                                 ------------     -------------
                                                                                  112,576,816       107,025,922
                                                                                 ------------     -------------
            Income (loss) from operations                                          12,598,709        (2,421,633)
                                                                                 ------------     -------------

OTHER INCOME (EXPENSE):
  Interest income                                                                      25,935           138,435
  Interest expense                                                                (39,477,931)      (34,611,112)
  Other                                                                                    --          (307,699)
                                                                                 ------------     -------------
                                                                                  (39,451,996)      (34,780,376)
                                                                                 ------------     -------------


            Loss before equity in loss of unconsolidated limited partnerships, provision for income taxes and minority interest in loss of
              subsidiary                                                          (26,853,287)      (37,202,009)

EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS                              (6,602,687)       (4,922,863)
                                                                                 ------------     -------------

            Loss before provision for income taxes and minority interest in
              loss of subsidiary                                                  (33,455,974)      (42,124,872)

PROVISION FOR INCOME TAXES                                                                 --                --
                                                                                 ------------     -------------
            Loss before minority interest in loss of subsidiary                   (33,455,974)      (42,124,872)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                             7,392,852        12,597,277
                                                                                 ------------     -------------
            Net loss                                                             $(26,063,122)    $ (29,527,595)
                                                                                 ============     =============

 The accompanying notes are an integral part of these consolidated statements.

                     CCA ACQUISITION CORP. AND SUBSIDIARIES


          CONSOLIDATED STATEMENT OF SHAREHOLDER'S INVESTMENT (DEFICIT)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)

                                                                   Additional
                                                       Common       Paid-In         Accumulated
                                                        Stock       Capital          Deficit           Total
                                                      ----------  ------------    --------------  --------------
 BALANCE, December 31, 1996                           $ 1         $ 79,999,999   $ (80,022,697)    $    (22,697)


  Net loss                                             --                   --     (26,063,122)     (26,063,122)

                                                      ---        -------------   -------------     ------------

 BALANCE, September 30, 1997                          $ 1          $79,999,999   $(106,085,819)    $(26,085,819)
                                                      ===          ===========   ==============    ============






   The accompanying notes are an integral part of these consolidated statements.

                     CCA ACQUISITION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                                                     1997             1996
                                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $(26,063,122)    $ (29,527,595)
 Adjustments to reconcile net loss to net cash provided by operating activities-
     Depreciation and amortization                                                 46,608,545        48,386,428
     Amortization of debt issuance costs                                              935,330                --
     Equity in loss of unconsolidated limited partnerships                          6,602,687         4,922,863
     Minority interest in loss of subsidiary                                       (7,392,852)      (12,597,277)
     Changes in assets and liabilities, net of effects from acquisitions-
       Accounts receivable, net                                                    (1,664,585)         (682,209)
       Prepaid expenses and other                                                    (399,665)          225,829
       Other assets                                                                        --        (2,046,939)
       Accounts payable and accrued expenses                                          889,253           (87,850)
       Subscriber deposits                                                            (16,653)         (246,086)
       Payables to affiliates, including deferred management fees                    (939,897)        1,500,000
       Other current liabilities                                                   (1,401,951)               --
       Deferred revenue                                                               367,968           (98,070)
       Accrued interest on note payable                                            10,424,729         9,208,060
                                                                                 ------------     -------------
            Net cash provided by operating activities                              27,949,787        18,957,154
                                                                                 ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                       (30,728,402)      (25,969,477)
 Payments for acquisitions, net of cash acquired                                           --       (90,484,489)
 Payments of organizational expenses                                                     (194)               --
 Restricted funds held in escrow                                                           --          (698,402)
 Payments of franchise costs                                                         (526,444)         (360,647)
 Payments of covenants not to compete                                                (157,083)               --
 Other                                                                                     --           (60,732)
                                                                                 ------------     -------------
            Net cash used in investing activities                                $(31,412,123)    $(117,573,747)
                                                                                 ------------     -------------





                       (Continued on the following page)

                     CCA ACQUISITION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                                                        1997             1996
                                                                                 ---------------  ---------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of debt issuance costs                                                 $    (275,514)   $  (1,814,338)
  Borrowings under revolving credit and term loan facility                           19,600,000       92,000,000
  Payments under revolving credit and term loan facility                            (17,240,000)      (3,000,000)

                                                                                  -------------    -------------
            Net cash provided by financing activities                             $   2,084,486    $  87,185,662
                                                                                  -------------    -------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (1,377,850)     (11,430,931)


 CASH AND CASH EQUIVALENTS, beginning of period                                       2,934,939       11,430,931

                                                                                  -------------    -------------
 CASH AND CASH EQUIVALENTS, end of period                                         $   1,557,089    $          --
                                                                                  =============    =============

 CASH PAID FOR INTEREST                                                           $  27,435,365    $  25,802,443

                                                                                  =============    =============


 CASH PAID FOR TAXES                                                              $            -   $           -
                                                                                  =============    =============





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

In January 1995, CAC completed the acquisition of certain cable television systems from Crown Media, Inc. (Crown), a subsidiary of Hallmark Cards, Incorporated (Hallmark) (the "Crown Transaction"). On September 29, 1995, CAC and CCT Holdings Corp. (CCT Holdings), an entity affiliated with CCA Holdings by common ownership, entered into an Asset Exchange Agreement whereby CAC exchanged a 1% undivided interest in all of its assets for a 1.22% undivided interest in certain assets to be acquired by CCT Holdings from an affiliate of
Gaylord Entertainment Company, Inc. (Gaylord).   Effective September 30, 1995,
CCT Holdings acquired certain cable television systems from Gaylord. Upon execution of the Asset Purchase Agreement, CAC and CCT Holdings entered into a series of agreements to contribute the assets acquired under the Crown Transaction to CCE-I and certain assets acquired in the Gaylord acquisition to Charter Communications Entertainment II, L.P. (CCE-II). As a result of entering into these agreements, CAC owns a 55% interest and CCT Holdings owns a 45% interest in the operations of CCE-I and CCE-II, respectively. CAC's investment in CCE-II is accounted for by the equity method. The net loss of CCE-I for the period prior to September 29, 1995, was allocated entirely to CAC.

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

3.  INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS:

Summary financial information of CCE-II for the three and nine month periods ending September 30, 1997 and 1996 is as follows:

                                      Charter Communications Entertainment II, L.P.
                                      ---------------------------------------------
                              For the Three Months Ended            For the Nine Months Ended
                              September 30,      September 30,      September 30,       September 30,
                              -------------      -------------      -------------       -------------
                                  1997               1996               1997                1996
                                  ----               ----               ----                ----
Service revenues             $  24,429,069        $ 22,312,458       $ 71,773,215        $ 66,781,032

Income from operations       $   1,394,475        $  1,183,864       $  3,766,586        $  3,606,922

Net loss                     $  (2,770,688)       $ (2,918,362)      $(12,004,885)       $ (8,950,660)


As of September 30, 1997, CCE-II provided cable television service to approximately 172,100 basic subscribers in southern California.


4.  LITIGATION:

CAC is involved from time to time in routine legal matters incidental to its business. Management, after consultation with its legal counsel, believes that the resolution of such matters will not have a material adverse effect on CAC's financial position or results of operations.

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995 on behalf of the Cencom Cable Income Partners, L.P. ("CCIP") limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other affiliates of Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believes that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. In October 1997 the court granted in part and denied in part defendants motion for summary judgment. Plaintiffs have filed a motion to alter or amend the court's order. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving an affiliate of Charter, Cencom Cable Income Partners II, L.P. ("CCIP II"), a public limited partnership. On April 15, 1997, a complaint was filed, and two amended complaints subsequently filed, in the Circuit Court of Jackson County, Missouri by plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners Inc., the general partner of Cencom Partners, L.P., ("CPLP"), an entity in which CCIP II invested, certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs alleged that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of certain CCIP II assets. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, Inc., CCE, Charter, certain other affiliates of Charter and certain individuals, including officers of Charter or Cencom Properties II, Inc. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of certain CCIP II assets. The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions. CCE intends to defend the actions vigorously. CCE is not able to project the expenses which will be associated with the actions or to predict any potential outcome or financial impact.

On October 20, 1997, a purported class action was filed in St. Louis County Circuit Court under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes the lawsuit to be without merit and intends to defend the action vigorously. The Company is not able at this early stage to project the expense which will be associated with this action or to predict any potential outcome or financial impact.

 CCA ACQUISITION CORP. AND SUBSIDIARIES

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

CCA Acquisition Corp. and its subsidiaries (collectively the "Company" ) have completed the following acquisitions of cable television systems:

                                                Approximate
                  Acquisition Date              Purchase Price             Location of Systems
                  ----------------              --------------             -------------------
                  January 1995                  $488.2 million             Missouri, Connecticut
                  October 1995                  $ 96.0 million             Missouri, Massachusetts
                  January 1996                  $  9.4 million             Missouri
                  March 1996                    $ 82.1 million             Illinois
                  November 1996                 $  24.2 million            Missouri


As of September 30, 1997, the Company had no pending acquisitions.

Results of Operations

The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Company as of the dates indicated:

                                                 September 30,           December 31,         September 30,
                                                     1997                    1996                 1996
                                                     ----                    ----                 ----
 Basic Subscribers:
   Missouri/Illinois systems                        228,000               223,300                208,900
   Connecticut/Massachusetts systems                118,700               115,000                114,900
                                                    -------               -------                -------
                                                    346,700               338,300                323,800
                                                    =======               =======                =======

 Premium Subscription Units:
   Missouri/Illinois systems                        119,200               130,100                127,000
   Connecticut/Massachusetts systems                 59,400                64,500                 62,600
                                                    -------               -------               --------
                                                    178,600               194,600                189,600
                                                    =======               =======                =======

 Homes Passed:
   Missouri/Illinois systems                        401,300               138,700                366,600
   Connecticut/Massachusetts systems                140,500               394,900                138,200
                                                    -------               -------               --------
                                                    541,800               533,600                504,800
                                                    =======               =======                =======

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:


                                                                For the Three Months
                                                                Ended September 30,
                                                                -------------------
                                                                    (Unaudited)
                                                        1997                             1996
                                              -----------------------          -----------------------
                                                               % of                             % of
                                              Amount          Revenue          Amount          Revenue
                                              ------          -------          ------          -------
 Service Revenues                            $ 42,703         100.0%          $ 36,774         100.0%
                                             --------         -----           --------         -----
 Operating Expenses:
    Operating, general and administrative      20,823          48.8             18,707          50.9
    Depreciation and amortization              15,851          37.1             18,069          49.1
    Management and financial advisory
        service fees - related parties          1,359           3.2              1,836           5.0
                                             --------         -----           --------         -----
                                               38,033          89.1             38,612         105.0
                                             --------         -----           --------         -----
 Income from operations                         4,670          10.9             (1,838)         (5.0)
                                             --------         -----           --------         -----
 Other Income (Expense):
    Interest income                                23            .1                 44            .1
    Interest expense                          (13,287)        (31.1)           (12,165)        (33.1)
    Other, net                                    ---           ---               (266)          (.7)
                                             --------         -----           --------         -----
                                              (13,264)        (31.0)           (12,387)        (33.7)
                                             --------         -----           --------         -----
                                               (8,594)        (20.1)           (14,225)        (38.7)

 Equity in loss of unconsolidated limited
    partnerships                               (1,524)         (3.6)            (1,605)         (4.4)
 Provision for income taxes                       ---           ---              ---             ---
 Minority interest in loss of  subsidiary       2,244           5.3              4,961          13.5
                                             --------         -----           --------         -----
 Net loss                                    $ (7,874)        (18.4)%         $(10,869)        (29.6)%
                                             ========         =====           ========         =====

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:

                                                               For the Nine Months
                                                              Ended September 30,
                                                             -------------------
                                                                  (Unaudited)
                                                      1997                         1996
                                             ---------------------        ------------------------
                                                           % of                            % of
                                             Amount        Revenue        Amount           Revenue
                                             ------        -------        ------           -------
 Service Revenues                           $ 125,176       100.0%        $  104,604         100.0%
                                            ---------     -------         ----------       -------

 Operating Expenses:
    Operating, general and administrative      61,894        49.4             53,412          51.0
    Depreciation and amortization              46,609        37.2             48,387          46.3
    Management and financial advisory
      service fees - related parties            4,074         3.3              5,227           5.0

                                            ---------     -------         ----------       -------
                                              112,577        89.9            107,026         102.3

                                            ---------     -------         ----------       -------
 Income (Loss) from operations                12,599         10.1             (2,422)         (2.3)
                                            ---------     -------         ----------       -------

 Other Income (Expense):
    Interest income                           26              ---                138            .1
    Interest expense                          (39,478)      (31.5)           (34,611)        (33.1)
    Other, net                                ---             ---               (307)          (.2)
                                            ---------     -------         ----------       -------
                                                   --

                                              (39,452)      (31.5)           (34,780)        (33.2)
                                            ---------     -------         ----------       -------
                                             (26,853)       (21.4)           (37,202)        (35.5)


 Equity in loss of unconsolidated limited
    partnerships                             (6,603)         (5.3)            (4,923)         (4.7)

 Provision for income taxes                   ---             ---                ---            ---
 Minority interest in loss of subsidiary      7,393           5.9             12,597           12.0
                                            ----------    -------         ----------       --------
   Net loss                                 $ (26,063)      (20.8)%       $  (29,528)         (28.2)%
                                            =========     ========        ==========       ========


Service Revenues

The Company earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased by 16.1% and 19.7% to $42,703,000 and $125,176,000, for the three and nine month periods ended September 30, 1997, when compared to the similar periods of 1996. This increase in 1997 is primarily due to an increase in subscribers for the basic tier of cable service offered by the systems resulting primarily from acquisitions of cable systems by the Company during 1996. In addition, the Company experienced significant internal subscriber growth between periods and implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law. The internal subscriber growth reflects the success of management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. In addition, a limited amount of new-build construction increased the coverage of the systems.

Premium service revenue has decreased between comparable periods as a result of the decrease in the number of premium service subscriptions being subscribed to by the Company's basic subscribers. This decrease is due to the elimination of The Movie Channel in Connecticut and Massachusetts and, second, due to the industry-wide trend of basic subscribers purchasing fewer premium services.

In late 1996, the Company acquired a local cable advertising operation based in St. Louis, which had revenues of approximately $4.4 million for the nine months ended September 30, 1997. This accounts for a significant portion of the increase in other service revenues as compared to 1996.

Operating Expenses

Operating, general and administrative costs increased by 11.3% and 15.9% to $20,823,000 and $61,894,000 for the three and nine months ended September 30, 1997 when compared to the similar periods of 1996. The majority of this increase was related to the increased costs associated with the cable television systems acquired during 1996. In addition, these increases are also related to increases in programming costs, as many of the Company's programming contracts had rate increases effective during the first quarter of 1997. The Company expects that programming cost increases will continue to be an on-going issue for the next several years. Operating margin, or EBITDA, calculated as service revenues less operating, general and administrative expenses, rose approximately 2.1% to 51.2% and 1.7% to 50.6% for the three and nine month periods ended September 30, 1997, respectively, versus the same periods for the prior year.

Depreciation and amortization decreased by 12.3% and 3.7% to $15,851,000 and $46,609,000 for the three and nine months ended September 30, 1997, when compared to the similar periods of 1996. The decrease in depreciation and amortization is a result of the completion of the amortization period for a covenant not to compete, offset partially by the increase in depreciation expense for capital expenditures made to the systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems. Depreciation expense as a percent of revenues decreased during the three and nine months ended September 30, 1997 compared to the similar periods of 1996. This decrease is due primarily to an increase in revenues due to internal subscriber growth and retail rate increases.


Other Income / Expense

Interest expense increased by 9.2% and 14.1% to $13,288,000 and $39,478,000 for the three and nine months ended September 30, 1997, when compared to the similar periods of 1996. This increase is primarily due to the increase in the average outstanding bank debt balance between the comparable periods.


Equity in Loss of Unconsolidated Limited Partnerships

Equity in loss of unconsolidated limited partnerships pertains to the Company's share of losses in Charter Communications Entertainment, L.P. and Charter Communications Entertainment II, L.P. ("CCE-II"). The Company maintains a 55% investment in both these entities. Equity in loss of unconsolidated limited partnerships decreased by 5.0% to $1,524,000 for the three months ended September 30, 1997, and increased 34.1% to $6,603,000 for the nine months ended September 30, 1997, respectively, when compared to similar periods of 1996. These fluctuations are due to the results of CCE-II for the three and nine months ended September 30, 1997.


Net Loss

Net loss decreased by 27.6% and 11.7% to $7,874,000 and $26,063,000 for the three and nine months ended September 30, 1997 when compared to the similar periods of 1996. In 1997, significant factors versus the prior year were increases in income from operations, offset partially by increases in interest expense and decreased allocations of CCE-I's loss to the minority interest holder.

Liquidity and Capital Resources

The Company's growth by acquisition during 1995 and 1996 was funded primarily by borrowings under bank credit facilities, seller financing arrangements, and equity contributions. Cash flows provided by operating activities together with borrowings under its bank credit facility have been sufficient to fund the Company's debt service, capital expenditures and working capital requirements. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient during the next 12 months for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Company anticipates that future acquisitions, if any, could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although to date the Company has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future and, thereby, could negatively impact the Company's ability to pursue a strategy that includes growth through acquisitions.

At September 30, 1997, the Company's long-term debt (including current maturities) of $585.6 million consisted of $470.4 million outstanding under the revolving credit and term loan facility, $82.0 million outstanding for the Senior Subordinated Notes due 1999 (the " Notes"), and $33.2 million of accrued interest on the Notes. The Company had unused and available borrowing capacity of $30.2 million under the credit facility at September 30, 1997. Cash interest is payable on a monthly and quarterly basis for borrowings under the credit facility. Cash interest on the Notes is payable on December 31, 1999, the stated maturity date.

The Company manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facility. Interest rate swap and cap agreements are accounted for by the Company as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as interest expense in the period incurred. The affects of the Company's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the three and nine months ended September 30, 1997.

The Company incurred capital expenditures of approximately $10.8 million and $30.7 million during the three and nine months ended September 30, 1997, respectively, in connection with the improvement and upgrading of the Company's cable systems. The majority of these expenditures were incurred by the Illinois and Western Connecticut systems as each system is upgrading its cable television plant to 750 MHz. The Company anticipates that capital expenditures will be approximately $40.0 million during 1997.

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

Part II.

Other Information

Item 1.  Legal Proceedings

On October 20, 1997, a purported class action was filed in St. Louis County Circuit Court under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes the lawsuit to be without merit and intends to defend the action vigorously. The Company is not able at this early stage to project the expense which will be associated with this action or to predict any potential outcome or financial impact.

Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information  - None

Item 6.  Exhibits and Reports on Form 8-K

    A.   Exhibits
         27  Financial Data Schedule

    B.   Reports on Form 8-K - None

                             CCA ACQUISITION CORP.

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CCA ACQUISITION CORP.

                                        By:  /s/ Jerald L. Kent
                                             -------------------------------
                                                 Jerald L. Kent
                                                 President and
                                                 Chief Executive Officer


By:  /s/Jerald L. Kent                                   November 13, 1997
     ----------------------------
     Jerald L. Kent
     President and
     Chief Executive Officer


By:  /s/Kent D. Kalkwarf                                 November 13, 1997
     ----------------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer